Form 10-Q
period 2025-06-30
AA Mission Acquisition Corp. II
filed 2025-10-31
CIK 2075336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42886

AA Mission Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, STE 300 #9733 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(832) 336-8887

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	YCY.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	YCY	The New York Stock Exchange
Warrants, each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share	YCY.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of October 31, 2025, the registrant had a total of 11,860,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AA MISSION ACQUISITION CORP. II

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated October 2, 2025 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP. II

AA MISSION ACQUISITION CORP. II
BALANCE SHEET

JUNE 30, 2025

(Unaudited)

Assets
Current Assets:
Prepaid expenses	$55,900
Total Current Assets	55,900

Non-Current Assets:
Deferred offering costs	258,564
Total Assets	$314,464

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit
Current Liabilities:
Accrued expenses	$200,707
Due to related party	131,350
Total Current Liabilities	332,057

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(42,593)
Total Shareholder’s Deficit	(17,593)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$314,464

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

General and administrative expenses	$42,593
Net loss	$(42,593)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	2,500,000
Basic and diluted net loss per Class B ordinary share	$(0.02)

(1)	This excludes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder(1)	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(42,593)	(42,593)
Balance - June 30, 2025	-	$-	2,875,000	$288	$24,712	$(42,593)	$(17,593)

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CASH FLOW

FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

Cash flows from operating activities:
Net loss	$(42,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	15,450
Accrued expenses	27,143
Net cash used in operating activities	$-

Net change in cash	$-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs and accrued expenses paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Deferred offering costs included in accrued expenses	$179,707
Deferred offering costs paid by related party	$60,000
Prepaid expenses paid by related party	$71,350

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AA Mission Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 20, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from May 20, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 334,000 units (the “Private Placement Units”) to AA Mission Sponsor II (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,340,000 (see Note 4).

Transaction costs amounted to $4,621,564, consisting of $1,500,000 of cash underwriting fees, $2,500,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $621,564 of other offering costs.

On October 9, 2025, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the sale of the over-allotment Units, the Company consummated the Private Placement of an additional 26,250 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $262,500.

Transaction costs amounted to $225,000 for cash underwriting commission arising from the sale of the over-allotment Units.

Upon the closing of the Initial Public Offering and the Private Placement (including the effects of the exercise of the over-allotment option), $115,287,500 ($10.025 per Unit) of the net proceeds of the Initial Public Offering (including the over-allotment Units) and certain of the proceeds of the Private Placement (including the additional Private Placement Units) were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

Business Combination

The Company will have 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate an initial Business Combination by the full amount of time without shareholder approval) to consummate a Business Combination (the “Completion Window”). If the Company does not consummate a Business Combination within such 18-month (or 24-month) period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of income taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public warrants or private placement warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 18-month (or 24-month) period from the closing of the Initial Public Offering.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2025, the Company had no cash and a working capital deficit of $276,157. As of October 9, 2025 (after consummation of the Initial Public Offering including the exercise of the over-allotment option), the Company had $1,062,207 in its operating bank account and a working capital surplus of $826,901. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that the Company will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement and initial audited financial statements filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2025, and the Company’s results of operations and cash flows for the period presented. The results of operations for the period from May 20, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Warrant Instruments

The Company will account for the Public Warrants and Private Warrants to be issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned value. There were no Public Warrants or Private Warrants outstanding as of June 30, 2025.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares will be charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of June 30, 2025, the Company had deferred offering costs of $258,564.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company starting May 20, 2025 (inception) and did not have a material impact on the Company’s financial statements (see Note 8).

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $100,000,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 Units to cover over-allotments, if any (see Note 6). The over-allotment option was subsequently fully exercised on October 9, 2025.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 334,000 units, generating gross proceeds of $3,340,000. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share. The Company sold an additional 26,250 Private Placement Units upon the underwriters’ over-allotment option being fully exercised on October 9, 2025.

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor (i) with respect to 50% of such shares, the earlier of (x) six months following the consummation of the Business Combination or (y) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination, and (ii) with respect to the remaining 50% of such shares, six months following the consummation of the Business Combination or earlier, in either case, if subsequent to the consummation of the Business Combination, the Company consummates a transaction which results in all of its shareholders having the right to exchange their shares for cash, securities, or other property, except (a) in each case, to the Company’s officers or directors, any affiliates or family members of any of its officers or directors, any members of the Sponsor, or any affiliates of the Sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of the Company’s liquidation prior to the completion of its initial Business Combination; (f) by virtue of the laws of the Cayman Islands or the Sponsor’s operating agreement upon dissolution of the Sponsor; (g) in the event of the Company’s liquidation prior to its consummation of an initial business combination; or (h) in the event that, subsequent to the Company’s consummation of an initial business combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by the Sponsor with respect to such securities (including provisions relating to voting and liquidation distributions).

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of June 30, 2025, there were 2,875,000 Founder Shares issued and outstanding, of which up to 375,000 Founder Shares were subject to forfeiture if the underwriters’ over-allotment option was not exercised. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that:

●	the Founder Shares are subject to certain transfer restrictions;

●	the Founder Shares are entitled to registration rights.

The Initial Shareholders, Sponsor, officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Completion Window or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Completion Window.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of initial Business Combination, and may be converted at any time prior to an initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment (unless otherwise provided in the initial business combination agreement) for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the total number of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement units issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until (i) with respect to 50% of such shares, the earlier of (x) six months following the consummation of the Business Combination or (y) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination, and (ii) with respect to the remaining 50% of such shares, six months following the consummation of the Business Combination or earlier, in either case, if subsequent to the consummation of the Business Combination, the Company consummates a transaction which results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

Administrative Services Agreement

Commencing on October 1, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Promissory Note

On June 10, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the closing of the Initial Public Offering. As of June 30, 2025, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through June 30, 2025, the Sponsor paid certain costs totaling $156,350 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. As of June 30, 2025, the amount due to the related party was $131,350.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025, no Working Capital Loans were outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Units, and (iii) private placement-equivalent units and the Class A ordinary shares underlying such units that may be issued upon conversion of Working Capital Loans, have registration rights requiring the Company to register the sale of any securities held by them pursuant to a registration rights agreement entered into prior to the effective date of the Initial Public Offering. Pursuant to the registration rights agreement, after the exercise of underwriters’ over-allotment option and assuming $1,500,000 of Working Capital Loans will be converted into private placement-equivalent units, the Company will be obligated to register up to 3,640,375 Class A ordinary shares and 255,125 warrants. The number of Class A ordinary shares includes (i) 2,875,000 shares issuable upon conversion of the Founder Shares, (ii) 360,250 shares underlying the Private Placement Units, (iii) 150,000 shares underlying the working capital units, (iv) 180,125 shares underlying the Private Placement Warrants and (v) 75,000 shares underlying the warrants issued in connection with the working capital units. The number of warrants includes 75,000 working capital warrants and 180,125 Private Placement Warrants. The holders of these securities are entitled to make up to three registration demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements subsequent to completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $1,500,000 in the aggregate (or $1,725,000 if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.25 per Unit, or $2,500,000 in the aggregate (or $2,875,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 9, 2025, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value per share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding. As a result of the Initial Public Offering (including the exercise of the over-allotment option) and the Private Placement, there were 360,250 Class A ordinary shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value per share. As of June 30, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units). The 375,000 Class B ordinary shares are no longer subject to forfeiture since the over-allotment was fully exercised on October 9, 2025.

Prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the election of directors. Holders of the Class A ordinary shares will not be entitled to vote on the election of directors during this period. These provisions of the Company’s Amended and Restated Memorandum and Articles of Association with class rights may not be amended without a resolution passed by holders of at least two thirds of the Company’s ordinary shares who are eligible to vote and attend and vote in a general meeting of the Company’s shareholders. With respect to any other matter submitted to a vote of its shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association.

Warrants — Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Company will not issue fractional shares in connection with an exchange of warrants. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

If the Company is unable to complete the initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, the holders of warrants will not receive any of such funds for their warrants and the warrants will expire worthless.

NOTE 8: SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net loss comprised of general and administrative expenses.

The key measure of segment profit or loss reviewed by our CODM is net loss, which is comprised of general and administrative expenses. Net loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as noted below.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000 (see Note 3 for more details).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the sale of 334,000 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $3,340,000 (see Note 4 for more details).

Exercise of Over-Allotment Option

On October 9, 2025, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the sale of the over-allotment Units, the Company consummated the Private Placement of an additional 26,250 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $262,500 (see Note 1 for more details).

Administrative Services Agreement

The Company entered into an agreement on September 30, 2025, commencing on the October 1, 2025 listing date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Due to Related Party

Subsequent to June 30, 2025, the Sponsor paid certain costs totaling $113,663 on behalf of the Company, resulting in a balance due to related party of $245,013 as of the date these financial statements were issued (see Note 5 for additional information).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the period from May 20, 2025 (inception) through June 30, 2025, we has a net loss of $42,593 derived from general and administrative expenses.

Liquidity and Capital Resources

On October 2, 2025, we consummated the IPO of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 334,000 units (the “Private Placement Units”) to AA Mission Sponsor II (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,340,000.

Transaction costs amounted to $4,621,564, consisting of $1,500,000 of cash underwriting fees, $2,500,000 of deferred underwriting commissions which will be paid on the consummation of the initial business combination, and $621,564 of other offering costs

On October 9, 2025, the underwriters exercised their over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the sale of the over-allotment Units, the Company consummated the Private Placement of an additional 26,250 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $262,500.

Transaction costs amounted to $225,000 for cash underwriting commission arising from the sale of the over-allotment Units.

Upon the closing of the IPO and the Private Placement (including the effects of the exercise of the over-allotment option), $115,287,500 ($10.025 per Unit) of the net proceeds of the IPO (including the over-allotment Units) and certain of the proceeds of the Private Placement (including the additional Private Placement Units) were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $810,000 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for NYSE continued listing; $170,000 for director and officer liability insurance premiums; $180,000 for office space, administrative, financial and support services; and $10,000 for other miscellaneous expenses, net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a business combination.

As of June 30, 2025, the Company had no cash and a working capital deficit of $276,157. As of October 9, 2025 (after consummation of the IPO including the exercise of the over-allotment option), the Company had $1,062,207 in its operating bank account and a working capital surplus of $826,901. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a business combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that the Company will be able to consummate a business combination within the completion window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (the “Founder Shares”). The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. As of June 30, 2025, there were 2,875,000 Founder Shares issued and outstanding, of which up to 375,000 Founder Shares were subject to forfeiture if the underwriters’ over-allotment option was not exercised. On October 9, 2025, the underwriters fully exercised the over-allotment and therefore, 375,000 Class B ordinary shares were not forfeited.

Private Placement

On October 2, 2025, the Company consummated the Private Placement of 334,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,340,000. On October 9, 2025, the Company consummated the Private Placement of an additional 26,250 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating gross proceeds of $262,500

Administrative Services Agreement

Commencing on October 1, 2025, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees.

Promissory Note

On June 10, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the closing of the IPO. As of June 30, 2025, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through June 30, 2025, the Sponsor paid certain costs totaling $156,350 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. As of June 30, 2025, the amount due to the related party was $131,350. Subsequent to June 30, 2025, the Sponsor paid certain costs totaling $113,663 on behalf of the Company, resulting in a balance due to related party of $245,013 as of the date these financial statements were issued.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025, no Working Capital Loans were outstanding.

Other Contractual Obligations

Registration Rights

The holders of (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Units, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Units, and (iii) private placement-equivalent units and the Class A ordinary shares underlying such units that may be issued upon conversion of Working Capital Loans, have registration rights requiring the Company to register the sale of any securities held by them pursuant to a registration rights agreement entered into prior to the effective date of the IPO. Pursuant to the registration rights agreement, after the exercise of underwriters’ over-allotment option and assuming $1,500,000 of Working Capital Loans will be converted into private placement-equivalent units, the Company will be obligated to register up to 3,640,375 Class A ordinary shares and 255,125 warrants. The number of Class A ordinary shares includes (i) 2,875,000 shares issuable upon conversion of the Founder Shares, (ii) 360,250 shares underlying the Private Placement Units, (iii) 150,000 shares underlying the working capital units, (iv) 180,125 shares underlying the Private Placement Warrants and (v) 75,000 shares underlying the warrants issued in connection with the working capital units. The number of warrants includes 75,000 working capital warrants and 180,125 Private Placement Warrants. The holders of these securities are entitled to make up to three registration demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements subsequent to completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $1,500,000 in the aggregate (or $1,725,000 if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.25 per Unit, or $2,500,000 in the aggregate (or $2,875,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 9, 2025, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated October 2, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2025 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There has been no material change in the planned use of the proceeds from our initial public offering and as is described in our final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2025	AA Mission Acquisition Corp. II

	By:	/s/ Qing Sun
Qing Sun
Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Chief Financial Officer