Form 10-Q
period 2025-09-30
AA Mission Acquisition Corp. II
filed 2025-11-13
CIK 2075336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had a total of 11,860,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 2,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP. II

INDEX TO FINANCIAL STATEMENTs

Financial Statements (Unaudited):	Page
Balance Sheet as of September 30, 2025 (Unaudited)	F-1
Statements of Operations for the Three Months Ended September 30, 2025 and the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-2
Statements of Changes in Shareholder’s Deficit for the Three Months Ended September 30, 2025 and the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-3
Statement of Cash Flows for the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5

AA MISSION ACQUISITION CORP. II
BALANCE SHEET

SEPTEMBER 30, 2025

(Unaudited)

Assets
Current Assets:
Prepaid expenses	$31,422
Total Current Assets	31,422

Non-Current Assets:
Deferred offering costs	621,564
Total Assets	$652,986

Liabilities and Shareholder’s Deficit
Current Liabilities:
Accrued expenses	$514,908
Due to related party	245,013
Total Current Liabilities	759,921

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(131,935)
Total Shareholder’s Deficit	(106,935)
Total Liabilities and Shareholder’s Deficit	$652,986

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Period from May 20, 2025 (Inception) through September 30, 2025
General and administrative expenses	$89,342	$131,935
Net loss	$(89,342)	$(131,935)
Weighted average Class B ordinary shares outstanding, basic and diluted (1)	2,500,000	2,500,000
Basic and diluted net loss per Class B ordinary share	$(0.04)	$(0.05)

(1)	This excludes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder(1)	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(42,593)	(42,593)
Balance - June 30, 2025	-	$-	2,875,000	$288	$24,712	$(42,593)	$(17,593)
Net loss	-	-	-	-	-	(89,342)	(89,342)
Balance - September 30, 2025	-	$-	2,875,000	$288	$24,712	$(131,935)	$(106,935)

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

Cash flows from operating activities:
Net loss	$(131,935)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	47,267
Accrued expenses	33,743
Due to related party	50,925
Net cash used in operating activities	$-

Net change in cash	$-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs and accrued expenses paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Deferred offering costs included in accrued expenses	$487,308
Deferred offering costs paid by related party	$115,399
Prepaid expenses paid by related party	$78,689

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from May 20, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2025, the Company had no cash and a working capital deficit of $728,499. As of October 9, 2025 (after consummation of the Initial Public Offering including the exercise of the over-allotment option), the Company had $1,062,207 in its operating bank account and a working capital surplus of $826,901. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement and initial audited financial statements filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2025 and the period from May 20, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Warrant Instruments

The Company will account for the Public Warrants and Private Warrants to be issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned value. There were no Public Warrants or Private Warrants outstanding as of September 30, 2025.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Public Shares will be charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of September 30, 2025, the Company had deferred offering costs of $621,564.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of September 30, 2025, there were 2,875,000 Founder Shares issued and outstanding, of which up to 375,000 Founder Shares were subject to forfeiture if the underwriters’ over-allotment option was not exercised. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Promissory Note

On June 10, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the closing of the Initial Public Offering. As of September 30, 2025, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through September 30, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. As of September 30, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, no Working Capital Loans were outstanding.

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

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value per share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding. As a result of the Initial Public Offering (including the exercise of the over-allotment option) and the Private Placement, there were 360,250 Class A ordinary shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value per share. As of September 30, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholder would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units). The 375,000 Class B ordinary shares are no longer subject to forfeiture since the over-allotment was fully exercised on October 9, 2025.

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

For the three months ended September 30, 2025 and the period from May 20, 2025 (inception) through September 30, 2025, we has a net loss of $89,342 and $131,935, respectively, derived from general and administrative expenses.

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

As of September 30, 2025, the Company had no cash and a working capital deficit of $728,499. As of October 9, 2025 (after consummation of the IPO including the exercise of the over-allotment option), the Company had $1,062,207 in its operating bank account and a working capital surplus of $826,901. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (the “Founder Shares”). The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. As of September 30, 2025, there were 2,875,000 Founder Shares issued and outstanding, of which up to 375,000 Founder Shares were subject to forfeiture if the underwriters’ over-allotment option was not exercised. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the IPO to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees.

Promissory Note

On June 10, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025, or (ii) the closing of the IPO. As of September 30, 2025, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through September 30, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. As of September 30, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, no Working Capital Loans were outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $1,500,000 in the aggregate (or $1,725,000 if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.25 per Unit, or $2,500,000 in the aggregate (or $2,875,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

On October 9, 2025, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Date: November 13, 2025	AA Mission Acquisition Corp. II

	By:	/s/ Qing Sun
Qing Sun
Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Chief Financial Officer