Form 10-Q
period 2026-03-31
AA Mission Acquisition Corp. II
filed 2026-05-12
CIK 2075336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the registrant had a total of 11,860,250 Class A ordinary shares, $0.0001 par value, issued and outstanding.

AA MISSION ACQUISITION CORP. II

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our prospectus dated October 2, 2025 (“Prospectus”) and in any subsequent filing we make with the Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP. II

AA MISSION ACQUISITION CORP. II

BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$314,648	$649,431
Prepaid assets	183,704	208,556
Bank interest receivable	1,092	1,988
Total Current Assets	499,444	859,975
Non-Current Assets:
Cash and investments held in Trust Account	117,386,145	116,362,973
Total Assets	$117,885,589	$117,222,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued expenses	$16,596	$111,733
Due to related party	245,013	245,013
Total Current Liabilities	261,609	356,746
Non-Current Liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total Liabilities	3,136,609	3,231,746

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at $10.21 and $10.12 per share as of March 31, 2026 and December 31, 2025, respectively	117,386,145	116,362,973

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 360,250 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	36	36
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(2,637,489)	(2,372,095)
Total Shareholders’ Deficit	(2,637,165)	(2,371,771)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$117,885,589	$117,222,948

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Expenses
General and administrative expenses	$269,529
Loss from operations	(269,529)

Other income
Dividends earned on cash and investments held in Trust Account	1,023,172
Interest from the bank account	4,135
Net income	$757,778

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,500,000
Basic and diluted net income per share, redeemable ordinary shares	$0.05
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	3,235,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	360,250	$36	2,875,000	$288	$-	$(2,372,095)	$(2,371,771)
Net income	-	-	-	-	-	757,778	757,778
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,023,172)	(1,023,172)
Balance – March 31, 2026	360,250	$36	2,875,000	$288	$-	$(2,637,489)	$(2,637,165)

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Cash flows from Operating Activities:
Net income	$757,778
Adjustment to reconcile net income to net cash used in operating activities:
Dividends earned on cash and investments held in Trust Account	(1,023,172)
Changes in operating assets and liabilities:
Bank interest receivable	896
Prepaid expenses	24,852
Accounts payable and accrued expenses	(95,137)
Net cash used in operating activities	(334,783)

Net change in cash and cash equivalents	(334,783)
Cash and cash equivalents - Beginning of period	649,431
Cash and cash equivalents - End of period	$314,648

Supplemental Disclosures of Noncash Financing Activities:
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	$1,023,172

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from May 20, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and the subsequent search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2026, the Company had $314,648 in cash and cash equivalents and a working capital $237,835. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine, Israel/Palestine and U.S./Iran conflicts on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and the Company’s results of operations and cash flows for the period presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Warrant Instruments

The Company has accounted for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of March 31, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $314,648 and $649,431 in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2026 and December 31, 2025, the Trust Account had a balance of $117,386,145 and $116,362,973, respectively. The dividends earned from the Trust Account totaled $1,023,172 for the three months ended March 31, 2026, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the statement of cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026, the Company has not experienced losses on these accounts.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended March 31, 2026
	Redeemable	Non-Redeemable
Particulars	Shares	Shares
Numerators:
Allocation of net income	$591,401	$166,377

Denominators:
Weighted-average shares outstanding	11,500,000	3,235,250
Basic and diluted net income per share	$0.05	$0.05

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, as reconciled in the following table:

Public offering proceeds (including over-allotment)	$115,000,000
Less: Proceeds allocated to Public Warrants	(4,485,000)
Less: Allocation of offering costs related to redeemable shares	(4,998,592)
Plus: Accretion of carrying value to redemption value	9,771,092
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	1,075,473
Class A ordinary shares subject to possible redemption, December 31, 2025	116,362,973
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	1,023,172
Class A ordinary shares subject to possible redemption, March 31, 2026	$117,386,145

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of March 31, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 was recorded and paid for the three months ended March 31, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three months ended March 31, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriters exercised in full on October 9, 2025.

The underwriters received a cash underwriting discount of $0.15 per Unit, or $1,725,000 in the aggregate, which was paid at the closing of the Initial Public Offering and upon the sale of the over-allotment Units. In addition, the underwriters are entitled to receive a deferred fee of $0.25 per Unit or $2,875,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value per share. As a result of the Initial Public Offering on October 2, 2025, the Company issued 10,000,000 Class A ordinary shares subject to possible redemption. Simultaneously, the Company consummated the sale of 334,000 Private Placement Units which entitle the holder thereof to one Class A ordinary share.

On October 9, 2025, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of an additional 1,500,000 Class A ordinary shares subject to possible redemption and 26,250 Private Placement Units which entitle the holder thereof to one Class A ordinary share. As of March 31, 2026 and December 31, 2025, there were 360,250 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value per share. As of March 31, 2026 and December 31, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding. Initially, up to 375,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the initial public offering (excluding shares underlying the Private Placement Units) (see Note 4 and Note 5 for further details). However, as of March 31, 2026 and December 31, 2025, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on October 9, 2025.

Warrants - As of March 31, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$117,386,145	$117,386,145	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$116,362,973	$116,362,973	$-	$-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net income comprised of dividends earned on investments held in the Trust Account and interest from the bank account, partially offset by general and administrative expenses.

The key measure of segment profit or loss reviewed by our CODM is net income, which is comprised of dividends earned on cash and investments held in the Trust Account and interest from the bank account, partially offset by general and administrative expenses. Net income is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and search for a target. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest and dividend income on cash and investments held in the Trust Account (as defined below) after the IPO. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2026, we had a net income of $757,778 which consists of interest and dividend income earned on the Trust Account and bank account of $1,027,307, partially offset by loss from operations of $269,529 derived from general and administrative expenses.

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

As of March 31, 2026, we had cash and cash equivalents of $314,648. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

As of March 31, 2026, the Company had cash and cash equivalents of $314,648 and a working capital of $237,835. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of March 31, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the IPO to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 was recorded and paid for the three months ended March 31, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three months ended March 31, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions, which the underwriters exercised in fully on October 9, 2025.

The underwriters received a cash underwriting discount of $0.15 per Unit, or $1,725,000 in the aggregate, which was paid at the closing of the IPO and upon the sale of the over-allotment Units. In addition, the underwriters are entitled to receive a deferred fee of $0.25 per Unit, or $2,875,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to material weakness of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and book keeping and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated October 2, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2026 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There has been no material change in the planned use of the proceeds from our IPO and as is described in our final Prospectus.

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

Date: May 12, 2026	AA Mission Acquisition Corp. II

	By:	/s/ Qing Sun
Qing Sun
Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Chief Financial Officer