Form 10-Q
period 2026-06-30
AA Mission Acquisition Corp. II
filed 2026-08-07
CIK 2075336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the registrant had a total of 11,860,250 Class A ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP. II

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	F-1
Statements of Operations for the Three and Six Months ended June 30, 2026 and for the Period from May 20, 2025 (Inception) through June 30, 2025 (Unaudited)	F-2
Statements of Changes in Shareholders’ Deficit for the Three and Six Months ended June 30, 2026 and for the Period from May 20, 2025 (Inception) through June 30, 2025 (Unaudited)	F-3
Statements of Cash Flows for the Six Months ended June 30, 2026 and for the Period from May 20, 2025 (Inception) through June 30, 2025 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5

1

AA MISSION ACQUISITION CORP. II

BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$244,932	$649,431
Prepaid assets	155,452	208,556
Bank interest receivable	670	1,988
Total Current Assets	401,054	859,975
Non-Current Assets:
Cash and investments held in Trust Account	118,425,180	116,362,973
Total Assets	$118,826,234	$117,222,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued expenses	$20,690	$111,733
Due to related party	245,013	245,013
Total Current Liabilities	265,703	356,746
Non-Current Liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total Liabilities	3,140,703	3,231,746

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at $10.30 and $10.12 per share as of June 30, 2026 and December 31, 2025, respectively	118,425,180	116,362,973

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 360,250 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	36	36
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(2,739,973)	(2,372,095)
Total Shareholders’ Deficit	(2,739,649)	(2,371,771)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$118,826,234	$117,222,948

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM MAY 20
(INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

	For the Three Months ended June 30, 2026	For the Six Months ended June 30, 2026	For the Period from May 20, 2025 (Inception) through June 30, 2025
Expenses
General and administrative expenses	$104,723	$374,252	$42,593
Loss from operations	(104,723)	(374,252)	(42,593)

Other income
Dividends earned on cash and investments held in Trust Account	1,039,035	2,062,207	-
Interest from the bank account	2,239	6,374	-
Net income (loss)	$936,551	$1,694,329	$(42,593)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,500,000	11,500,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.11	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	3,235,250	3,235,250	2,500,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$0.11	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM MAY 20
(INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	360,250	$36	2,875,000	$288	$-	$(2,372,095)	$(2,371,771)
Net income	-	-	-	-	-	757,778	757,778
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,023,172)	(1,023,172)
Balance – March 31, 2026	360,250	$36	2,875,000	$288	$-	$(2,637,489)	$(2,637,165)
Net income	-	-	-	-	-	936,551	936,551
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,039,035)	(1,039,035)
Balance – June 30, 2026	360,250	$36	2,875,000	$288	$-	$(2,739,973)	$(2,739,649)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder (1)	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(42,593)	(42,593)
Balance – June 30, 2025	-	$-	2,875,000	$288	$24,712	$(42,593)	$(17,593)

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM MAY 20
(INCEPTION) THROUGH JUNE 30, 2025

(Unaudited)

	For the Six Months ended June 30, 2026	For the Period from May 20, 2025 (Inception) through June 30, 2025
Cash flows from Operating Activities:
Net income (loss)	$1,694,329	$(42,593)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on cash and investments held in Trust Account	(2,062,207)	-
Changes in operating assets and liabilities:
Bank interest receivable	1,318	-
Prepaid expenses	53,104	15,450
Accrued expenses	(91,043)	27,143
Net cash used in operating activities	(404,499)	-

Net change in cash and cash equivalents	(404,499)	-
Cash and cash equivalents - Beginning of period	649,431	-
Cash and cash equivalents - End of period	$244,932	$-

Supplemental Disclosures of Noncash Financing Activities:
Deferred offering costs and accrued expenses paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$179,707
Deferred offering costs paid by related party	$-	$60,000
Prepaid expenses paid by related party	$-	$71,350
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	$2,062,207	$-

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from May 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and the subsequent search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2026, the Company had $244,932 in cash and cash equivalents and a working capital of $135,351. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and the Company’s results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Warrant Instruments

The Company has accounted for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of June 30, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $244,932 and $649,431 in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2026 and December 31, 2025, the Trust Account had a balance of $118,425,180 and $116,362,973, respectively. The dividends earned from the Trust Account totaled $2,062,207 and $1,039,035, for the six months and three months ended June 30, 2026 respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the statement of cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026, the Company has not experienced losses on these accounts.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from May 20, 2025 (Inception) through June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$730,923	$205,628	$1,322,325	$372,004	$-	$(42,593)

Denominators:
Weighted-average shares outstanding	11,500,000	3,235,250	11,500,000	3,235,250	-	2,500,000
Basic and diluted net income per share	$0.06	$0.06	$0.11	$0.11	$-	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, as reconciled in the following table:

Public offering proceeds (including over-allotment)	$115,000,000
Less: Proceeds allocated to Public Warrants	(4,485,000)
Less: Allocation of offering costs related to redeemable shares	(4,998,592)
Plus: Accretion of carrying value to redemption value	9,771,092
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	1,075,473
Class A ordinary shares subject to possible redemption, December 31, 2025	116,362,973
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	2,062,207
Class A ordinary shares subject to possible redemption, June 30, 2026	$118,425,180

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of June 30, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 and $60,000 was recorded for the three and six months ended June 30, 2026, respectively. Of these amounts, $10,000 and $40,000 were paid during the three and six months ended June 30, 2026, respectively. The remaining $20,000 related to unpaid administration fees was included in accrued expenses on the Company’s balance sheet as of June 30, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three and six months ended June 30, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of June 30, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

The underwriters received a cash underwriting discount of $0.15 per Unit, or $1,725,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, the underwriters are entitled to receive a deferred fee of $0.25 per Unit or $2,875,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 9, 2025, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

On October 9, 2025, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of an additional 1,500,000 Class A ordinary shares subject to possible redemption and 26,250 Private Placement Units which entitle the holder thereof to one Class A ordinary share. As of June 30, 2026 and December 31, 2025, there were 360,250 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value per share. As of June 30, 2026 and December 31, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding. Initially, up to 375,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the initial public offering (excluding shares underlying the Private Placement Units) (see Note 4 and Note 5 for further details). However, as of June 30, 2026 and December 31, 2025, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on October 9, 2025.

Warrants - As of June 30, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$118,425,180	$118,425,180	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$116,362,973	$116,362,973	$-	$-

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

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

For the three and six months ended June 30, 2026, we had a net income of $936,551 and $1,694,329 which consists of interest and dividend income earned on the Trust Account and bank account of $1,041,274 and $2,068,581, respectively, partially offset by loss from operations of $104,723 and $374,252 derived from general and administrative expenses, respectively.

For the period from May 20, 2025 (inception) through June 30, 2025, we had a net loss of $42,593 derived from general and administrative expenses.

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

As of June 30, 2026, we had cash and cash equivalents of $244,932. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of June 30, 2026, the Company had cash and cash equivalents of $244,932 and a working capital of $135,351. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of June 30, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the IPO to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 and $60,000 was recorded for the three and six months ended June 30, 2026, respectively. Of these amounts, $10,000 and $40,000 were paid during the three and six months ended June 30, 2026, respectively. The remaining $20,000 related to unpaid administration fees was included in accrued expenses on the Company’s balance sheet as of June 30, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three and six months ended June 30, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of June 30, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

The underwriters received a cash underwriting discount of $0.15 per Unit, or $1,725,000 in the aggregate, which was paid at the closing of the IPO. In addition, the underwriters are entitled to receive a deferred fee of $0.25 per Unit, or $2,875,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

On October 9, 2025, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units at $10.00 per Unit, generating gross proceeds of $15,000,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to material weakness of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and book keeping and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: August 7, 2026	AA Mission Acquisition Corp. II

	By:	/s/ Qing Sun
Qing Sun
Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Chief Financial Officer