Form 10-Q
period 2026-09-30
AA Mission Acquisition Corp. II
filed 2026-10-29
CIK 2075336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, the registrant had a total of 11,860,250 Class A ordinary shares, $0.0001 par value, issued and outstanding and 2,875,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP. II

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	F-1
Statements of Operations for the Three and Nine Months ended September 30, 2026 and for the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-2
Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2026 and for the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-3
Statements of Cash Flows for the Nine Months ended September 30, 2026 and for the Period from May 20, 2025 (Inception) through September 30, 2025 (Unaudited)	F-4
Notes to Financial Statements (Unaudited)	F-5

AA MISSION ACQUISITION CORP. II

BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$151,254	$649,431
Prepaid assets	134,989	208,556
Bank interest receivable	470	1,988
Total Current Assets	286,713	859,975
Non-Current Assets:
Cash and investments held in Trust Account	119,507,276	116,362,973
Total Assets	$119,793,989	$117,222,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued expenses	$16,127	$111,733
Due to related party	245,013	245,013
Total Current Liabilities	261,140	356,746
Non-Current Liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total Liabilities	3,136,140	3,231,746

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 11,500,000 shares subject to possible redemption at $10.39 and $10.12 per share as of September 30, 2026 and December 31, 2025, respectively	119,507,276	116,362,973

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 360,250 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	36	36
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(2,849,751)	(2,372,095)
Total Shareholders’ Deficit	(2,849,427)	(2,371,771)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$119,793,989	$117,222,948

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	For the Three Months ended September 30, 2026	For the Nine Months ended September 30, 2026	For the Three Months ended September 30, 2025	For the Period from May 20, 2025 (Inception) through September 30, 2025
Expenses
General and administrative expenses	$111,506	$485,758	$89,342	$131,935
Loss from operations	(111,506)	(485,758)	(89,342)	(131,935)

Other income
Dividends earned on cash and investments held in Trust Account	1,082,096	3,144,303	-	-
Interest from the bank account	1,728	8,102	-	-
Net income (loss)	$972,318	$2,666,647	$(89,342)	$(131,935)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,500,000	11,500,000	-	-
Basic and diluted net income per share, redeemable ordinary shares	$0.07	$0.18	$-	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	3,235,250	3,235,250	2,500,000	2,500,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.07	$0.18	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MAY 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	360,250	$36	2,875,000	$288	$-	$(2,372,095)	$(2,371,771)
Net income	-	-	-	-	-	757,778	757,778
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,023,172)	(1,023,172)
Balance – March 31, 2026	360,250	$36	2,875,000	$288	$-	$(2,637,489)	$(2,637,165)
Net income	-	-	-	-	-	936,551	936,551
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,039,035)	(1,039,035)
Balance – June 30, 2026	360,250	$36	2,875,000	$288	$-	$(2,739,973)	$(2,739,649)
Net income	-	-	-	-	-	972,318	972,318
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	-	-	-	-	-	(1,082,096)	(1,082,096)
Balance – September 30, 2026	360,250	$36	2,875,000	$288	$-	$(2,849,751)	$(2,849,427)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder (1)	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(42,593)	(42,593)
Balance – June 30, 2025	-	$-	2,875,000	$288	$24,712	$(42,593)	$(17,593)
Net loss	-	-	-	-	-	(89,342)	(89,342)
Balance – September 30, 2025	-	$-	2,875,000	$288	$24,712	$(131,935)	$(106,935)

(1)	This includes an aggregate of up to 375,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Class B ordinary shares were not forfeited.

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MAY 20, 2025
(INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	For the Nine Months ended September 30, 2026	For the Period from May 20, 2025 (Inception) through September 30, 2025
Cash flows from Operating Activities:
Net income (loss)	$2,666,647	$(131,935)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on cash and investments held in Trust Account	(3,144,303)	-
Changes in operating assets and liabilities:
Bank interest receivable	1,518	-
Prepaid assets	73,567	47,267
Accrued expenses	(95,606)	33,743
Due to related party	-	50,925
Net cash used in operating activities	$(498,177)	$-

Net change in cash and cash equivalents	(498,177)	-
Cash and cash equivalents - Beginning of period	649,431	-
Cash and cash equivalents - End of period	$151,254	$-

Supplemental Disclosures of Noncash Financing Activities:
Deferred offering costs and accrued expenses paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$487,308
Deferred offering costs paid by related party	$-	$115,399
Prepaid expenses paid by related party	$-	$78,689
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	$3,144,303	$-

The accompanying notes are an integral part of these unaudited financial statements.

AA MISSION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AA Mission Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 20, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from May 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and the subsequent search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Business Combination

The Company will have 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate an initial Business Combination by the full amount of time without shareholder approval) to consummate a Business Combination (the “Completion Window”). If the Company does not consummate a Business Combination within such 18-month (or 24-month) period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of income taxes payable)) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public warrants or private placement warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 18-month (or 24-month) period from the closing of the Initial Public Offering.

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

As of September 30, 2026, the Company had $151,254 in cash and cash equivalents and a working capital of $25,573. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date. The Company may need to obtain Working Capital Loans from the Sponsor to fund its operations until then; however, the Sponsor is not obligated to provide such loans. There can be no assurance that the Company will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2026, and the Company’s results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Warrant Instruments

The Company has accounted for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $151,254 and $649,431 in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend earned on cash and investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2026 and December 31, 2025, the Trust Account had a balance of $119,507,276 and $116,362,973, respectively. The dividends earned from the Trust Account totaled $3,144,303 and $1,082,096, for the nine months and three months ended September 30, 2026 respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the statements of cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026, the Company has not experienced losses on these accounts.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of operations includes a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Warrants or Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of a future event. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$758,837	$213,481	$2,081,162	$585,485

Denominators:
Weighted-average shares outstanding	11,500,000	3,235,250	11,500,000	3,235,250
Basic and diluted net income per share	$0.07	$0.07	$0.18	$0.18

	For the Three Months Ended September 30, 2025		For the Period from May 20, 2025 (Inception) through September 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$-	$(89,342)	$-	$(131,935)

Denominators:
Weighted-average shares outstanding	-	2,500,000	-	2,500,000
Basic and diluted net loss per share	$-	$(0.04)	$-	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, as reconciled in the following table:

Public offering proceeds (including over-allotment)	$115,000,000
Less: Proceeds allocated to Public Warrants	(4,485,000)
Less: Allocation of offering costs related to redeemable shares	(4,998,592)
Plus: Accretion of carrying value to redemption value	9,771,092
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	1,075,473
Class A ordinary shares subject to possible redemption, December 31, 2025	116,362,973
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	3,144,303
Class A ordinary shares subject to possible redemption, September 30, 2026	$119,507,276

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

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor (i) with respect to 50% of such shares, the earlier of (x) six months following the consummation of the Business Combination or (y) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the Business Combination, and (ii) with respect to the remaining 50% of such shares, six months following the consummation of the Business Combination or earlier, in either case, if subsequent to the consummation of the Business Combination, the Company consummates a transaction which results in all of its shareholders having the right to exchange their shares for cash, securities, or other property, except (a) in each case, to the Company’s officers or directors, any affiliates or family members of any of its officers or directors, any members of the Sponsor, or any affiliates of the Sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of the Company’s liquidation prior to the completion of its initial Business Combination; (f) by virtue of the laws of the Cayman Islands or the Sponsor’s operating agreement upon dissolution of the Sponsor; or (g) in the event that, subsequent to the Company’s consummation of an initial business combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by the Sponsor with respect to such securities (including provisions relating to voting and liquidation distributions).

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of September 30, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 and $90,000 was recorded for the three and nine months ended September 30, 2026, respectively. Of these amounts, $20,000 and $80,000 were paid during the three and nine months ended September 30, 2026, respectively. The remaining $10,000 related to unpaid administration fees was included in accrued expenses on the Company’s balance sheet as of September 30, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three and nine months ended September 30, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of September 30, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

On October 9, 2025, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of an additional 1,500,000 Class A ordinary shares subject to possible redemption and 26,250 Private Placement Units which entitle the holder thereof to one Class A ordinary share. As of September 30, 2026 and December 31, 2025, there were 360,250 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value per share. As of September 30, 2026 and December 31, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding. Initially, up to 375,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the initial public offering (excluding shares underlying the Private Placement Units) (see Note 4 and Note 5 for further details). However, as of September 30, 2026 and December 31, 2025, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on October 9, 2025.

Warrants - As of September 30, 2026 and December 31, 2025, there were 5,930,125 warrants outstanding, including 5,750,000 Public Warrants and 180,125 Private Placement Warrants.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.” Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$119,507,276	$119,507,276	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	$116,362,973	$116,362,973	$-	$-

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which comprised of net income or loss, and certain asset balances including cash and cash equivalents and cash and investments held in Trust Account, which includes the following:

	September 30,	December 31,
	2026	2025
Cash	$151,254	$649,431
Cash and investments held in Trust Account	$119,507,276	$116,362,973

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from May 20, 2025 (Inception) through September 30, 2025
General and administrative expenses	$111,506	$89,342	$485,758	$131,935
Dividends earned on cash and investments held in Trust Account	$1,082,096	$-	$3,144,303	$-
Interest from the bank account	$1,728	$-	$8,102	$-
Net income (loss)	$972,318	$(89,342)	$2,666,647	$(131,935)

The key measure of segment profit or loss reviewed by our CODM is net income or loss, which is comprised of dividends earned on cash and investments held in the Trust Account and interest from the bank account, and general and administrative expenses. Net income is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are currently evaluating potential business combination opportunities and have engaged in discussions with a prospective target in connection with a potential initial business combination. However, no definitive agreement has been entered into, and there can be no assurance that such discussions will result in the consummation of an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

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

For the three and nine months ended September 30, 2026, we had a net income of $972,318 and $2,666,647 which consists of interest and dividend income earned on the Trust Account and bank account of $1,083,824 and $3,152,405, respectively, partially offset by loss from operations of $111,506 and $485,758 derived from general and administrative expenses, respectively.

For the three months ended September 30, 2025 and for the period from May 20, 2025 (inception) through September 30, 2025, we had a net loss of $89,342 and $131,935, respectively, derived from general and administrative expenses.

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

As of September 30, 2026, we had cash and cash equivalents of $151,254. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As of September 30, 2026, the Company had cash and cash equivalents of $151,254 and a working capital of $25,573. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a business combination before the mandatory liquidation date. The Company may need to obtain Working Capital Loans from the Sponsor to fund its operations until then; however, the Sponsor is not obligated to provide such loans. There can be no assurance that the Company will be able to consummate a business combination within the completion window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 Class B ordinary shares of the Company (“Founder Shares”). Up to 375,000 of such Founder Shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 9, 2025, the underwriters fully exercised the over-allotment and, therefore, 375,000 Founder Shares were not forfeited. As of September 30, 2026 and December 31, 2025, there were 2,875,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

On September 30, 2025, the Company entered into an agreement commencing on the October 1, 2025 listing date of the IPO to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administration fee of $30,000 and $90,000 was recorded for the three and nine months ended September 30, 2026, respectively. Of these amounts, $20,000 and $80,000 were paid during the three and nine months ended September 30, 2026, respectively. The remaining $10,000 related to unpaid administration fees was included in accrued expenses on the Company’s balance sheet as of September 30, 2026.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from May 20, 2025 (inception) through December 31, 2025, the Sponsor paid certain costs totaling $270,013 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. During the three and nine months ended September 30, 2026, no additional amounts were paid by the Sponsor on behalf of the Company. As of September 30, 2026 and December 31, 2025, the amount due to the related party was $245,013.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to material weaknesses of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and book keeping and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting, which is required only in our Annual Report on Form 10-K, or an attestation report of our independent registered public accounting firm, as we are a non-accelerated filer and an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated October 2, 2025, as referenced in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, which could materially affect our business, financial condition or future results. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus and the Annual Report on Form 10-K.

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

Date: October 29, 2026	AA Mission Acquisition Corp. II

	By:	/s/ Qing Sun
Qing Sun
Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Chief Financial Officer